Form 10QSB
period 2007-09-30
HEPI Pharmaceuticals, Inc.
filed 2007-11-19
CIK 1402024

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 000-52680

HEPI Pharmaceuticals, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8282461
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7740 East Evans Road, Scottsdale, Arizona  85260

(Address of principal executive offices)

480-385-3800

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 100 shares of common stock, $0.01 par value, outstanding at November 14, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

FORM 10-QSB

HEPI PHARMACEUTICALS, INC.

INDEX

PART I – FINANCIAL INFORMATION

3

Item 1.   Consolidated Financial Statements

3

Item 2.   Management’s Discussion and Analysis or Plan of Operation

12

Item 3.   Controls and Procedures

15

PART II – OTHER INFORMATION

15

Item 1.   Unregistered Sales

15

Item 6.   Exhibits

15

SIGNATURES

16

(Inapplicable items have been omitted)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	inability to raise funds for product research and development;

•	inability to identify, develop or obtain, and introduce new products;

•	inability to successfully conduct clinical and preclinical trials for any new products;

•	competitive pressures from existing competitors and new entrants;

•

enactment of adverse state or federal legislation or regulation that increases the costs of compliance or requisite regulatory approvals, or adverse findings by a regulator with respect to existing operations;

•	our ability to obtain required regulatory approvals to develop and market potential products;

•	our ability to execute our development plan on time and on budget; and

•	inability to secure partners for development and marketing of pharmaceutical opportunities

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Registration/Information Statement. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please refer to the section entitled “Risk Factors.”

For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The factors that could cause or contribute to such differences include without limitation those discussed in "Risk Factors" herein, as well as those discussed elsewhere in this Registration /Information Statement.

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEET
September 30, 2007

ASSETS
CURRENT ASSETS:
Cash	$100

Total Current Assets	100

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS	-

$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$90,591
Advances from Parent Company	265,498
Accrued Liabilities	25,556

Total Current Liabilities	381,645

TOTAL LIABILITIES	381,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value,
3,000 shares authorized
100 issued and outstanding	1
Additional Paid-In Capital	9
Deficit accumulated in the development stage	(381,555)

Total Stockholders' Deficit	(381,545)

$100

The accompanying notes are an integral part of these unaudited financial statements.

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the period	For the
	January 10, 2007	Three Months
	(inception)	Ended
	to September 30, 2007	September 30, 2007

NET SALES	$-	$-

OPERATING EXPENSES:
Selling	500	-
General and Administrative	143,084	40,147
Research and Development	227,414	71,937

Total Operating Expenses	370,999	112,084

LOSS FROM OPERATIONS	(370,999)	(112,084)

OTHER INCOME (EXPENSE):
Interest Expense - Related Party	(10,556)	(6,692)

Total Other Income (Expense)	(10,556)	(6,692)

NET LOSS	$(381,555)	$(118,776)

PROFORMA BASIC LOSS PER SHARE	$(0.12)	$(0.03)

PROFORMA WEIGHTED AVERAGE
BASIC SHARES OUTSTANDING	3,185,682	4,226,231

The accompanying notes are an integral part of these unaudited financial statements.

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 10, 2007 (INCEPTION) TO SEPTEMBER 30, 2007

				Deficit
			Additional	accumulated
				in the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance, January 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued
to parent company	100	1	9	-	10

Net loss for the period				(381,555)	(381,555)

Balance, September 30, 2007	100	$ 1	$ 9	$ (381,555)	$ (381,545)

The accompanying notes are an integral part of these unaudited financial statements

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Period	For the three
	January 10 (inception)	months ended
	to September 30, 2007	September 30, 2007

Cash Flows for Operating Activities:
Net Loss	$(381,555)	$(118,776)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	90,591	45,589
Increase in accrued liabilities	25,556	14,192
Net Cash (Used) by Operating Activities	(265,408)	(58,995)

Cash Flows from Investing Activities:

Cash Flow from Financing Activities:
Proceeds from parent company advances	265,498	58,995
Proceeds from sale of common stock	10	-
Net Cash Provided by Financing Activities	265,508	58,995

Increase (Decrease) in Cash	100	-

Cash at Beginning of Period	-	100

Cash at End of Period	$100	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HEPI PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

HEPI Pharmaceuticals, Inc. (“the Company”) was formed on January 10, 2007 in the State of Delaware. The Company is wholly-owned subsidiary of Health Enhancement Products, Inc., a publicly owned corporation (the “Parent”).  The Company has selected December 31 as its fiscal year.  The purpose of the Company will be to develop potential pharmaceutical applications of ProAlgaZyme (PAZ), the Parent’s sole product.

The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include the accounts of HEPI Pharmaceuticals (the “Company).  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed financial statements should be read in conjunction with the company’s March 31, 2007 audited financial statements and supplementary data included in the Form 10SB.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007 or any other period.

The Company incurred a net loss of $118,776 for the three months ended September 30, 2007 and $381,555 during the period January 10, 2007 (inception) through September 30, 2007. In addition, the Company had a working capital deficiency of $381,545 and a stockholders' deficiency of $381,545 at September 30, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the period ending September 30, 2007, the Company relied on the parent company, Health Enhancement Products, Inc, for its financing needs.  Health Enhancement Products, Inc does not currently have the ability to provide any further advances to the Company. There can be no assurances that the Parent will in the future be able to provide needed funds.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  While the Company intends to raise several million dollars to fund its operations, including research and development, there can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 – RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

Research Expenses, consisting of salaries, equipment, rental of space and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were approximately $12,500 for the three months ended September 30, 2007 and $33,000 for the period January 10 (inception) to September 30, 2007;

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were approximately $59,000 for the quarter ended September 30, 2007, and $194,000 for the period January 10 (inception) to September 30, 2007.

Due to a lack of funding, we have largely suspended our research efforts.  We intend to resume our research activities, subject to receipt of necessary funding.  We cannot assure you that we will be able to secure the funds necessary to finance our operations.

NOTE 4 – LOSS PER SHARE

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented.  Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share.  Pro-forma basic loss per share gives effect to the issuance of an aggregate of 42,262,207 shares of common stock in connection with the proposed distribution, of which approximately 4,226,231 shares will be distributed to the Parent’s shareholders.

NOTE 5 – LOANS PAYABLE - PARENT

Loans payable to our parent are payable on demand and bear interest at the rate of 10% per annum.  As of September 30, 2007, the outstanding principal amount was $265,498.  Interest expense of $10,556 is included in the Statement of Operations.

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

On January 10, 2007 the Company issued 100 shares of common stock for $10 to its founder and Parent.

On February 15, 2007, the Parent’s board of directors declared a distribution in the form of shares of the common stock of  the Company, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date will receive 1 share of the Company for every 10 shares of common stock of the Parent they own on the record date. The shares of the Company will be distributed promptly following compliance with applicable laws, including the Parent delivering a Registration/Information Statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the Company's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the Company. It is anticipated that the remaining 90% of the equity of the Company will be owned by the Parent.

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with its formation, the Company entered into a Pharmaceutical Development Agreement with its Parent. Under the Development Agreement, the Company was granted the right to develop the potential pharmaceutical applications of ProAlgaZyme and its derivatives. In exchange for these rights, the Parent became the sole stockholder of the Company and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

Research and administrative salaries have been recorded as a loan from the parent company, based upon employees percentage of time spent on the Company functions.  Rent expense has been recorded as a loan from the parent company, based upon the square footage occupied by activities of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company currently has no product liability insurance in force and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain such insurance to cover these risks at economically feasible premiums.

Item 2. Management’s Discussion and Analysis or Plan of Operation

OVERVIEW

We were established in January, 2007 as HEPI Pharmaceuticals, Inc. (“HPharma”), a wholly owned subsidiary of Health Enhancement Products, Inc. (“HEPI”).  Our purpose is to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme (PAZ). In connection with our formation, we entered into a Pharmaceutical Development Agreement with HEPI. Under the Development Agreement, HEPI granted us the exclusive right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, HEPI became our sole stockholder and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

PLAN OF OPERATION

We currently have no cash and are we are totally reliant on advances and extensions of credit from our parent company, HEPI, for the resources we need to pursue our strategic goals.  HEPI does not currently have sufficient resources to provide us with the funds we need to finance our operations.  Accordingly, we need to immediately secure funding in order to continue as a going concern and implement our business strategy.  To date, we have not raised any capital from external sources. Developing pharmaceutical products and seeking approvals for such products from regulatory authorities is very costly. We will need to raise a substantial amount of capital almost immediately in order to execute our business plan and fund the development and commercialization of our potential pharmaceutical product candidates.

We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities or securities convertible into equity, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to any products we develop, technologies or our development projects or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets (such as rights to any specialty pharmaceutical products we develop), or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

From inception (January 10, 2007) through September 30, 2007, we incurred research and development expenses associated with clinical testing of ProAlgaZyme® of approximately $227,000.  We have general and administrative expenses of approximately $20,000 per month due to salaries, benefits and rent.  Total general and administrative expenses for the period January 10, 2007 (inception) through September 30, 2007 were $143,084.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Income taxes

We account for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax asset and liabilities for the temporary differences between the financial reporting and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than that some portion or all of the deferred tax assets will not be realized.

We have provided a 100% valuation allowance for deferred tax assets, because the ultimate realization of those assets is uncertain.  Utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Financing Costs.  We incurred $6,692 in interest expense on our indebtedness to our parent company for the three months ended September 30, 2007, and $10,556 for the period from inception (January 10, 2007) through September 30, 2007.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We currently have an immediate and urgent need for additional capital.  There is a significant risk that we will be unable to continue as a going concern, in which case, our stockholders would suffer a total loss of their investment in our company.

We have incurred significant net losses since inception, including a net loss of $118,776 during the three months ended September 30, 2007 and an aggregate net loss of $381,545 since inception.  We have no revenue and do not expect to have revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  During the three months ended September 30, 2007, we incurred negative cash flows from operations of $58,995.  As of November 15, 2007, we had a cash balance of $100.  As of September 30, 2007, we had a working capital deficiency of $381,545 and a stockholders’ deficit of $381,545.  We are largely dependent upon our parent company for funding; however, our Parent does not currently have sufficient resources to provide us with the funds we need to finance our operations. We have never raised capital from external sources.  If we are unable to raise funds almost immediately, it is highly unlikely we will be able to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended September 30, 2007 and the period from inception (January 10, 2007), our operating activities used $58,995 and $265,408 in cash, respectively.  Our financing activities generated $58,995 and $265,498 during the three months ended September 30, 2007 and January 10, 2007 (inception) through September 30, 2007, respectively

We estimate that we will require approximately $3,000,000 in cash over the next twelve months in order to fund our operations and implement our business plan, including conducting necessary external research.  We believe that if we do not  implement planned external research and other activities related to product development, our cash requirements could be reduced to $500,000 over the next 12 months. Based on these cash requirements, we, in any event, have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that we will generate sales revenues sufficient to fund our cash requirements.  We have never raised funds from external sources.  As noted above, if we are unable to raise additional funds almost immediately, it is highly unlikely we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences.

Staffing

We have conducted all of our activities since inception with staffing supplied by our Parent, at agreed upon rates.  We currently do not expect to hire our own staff.

Off-Balance Sheet arrangements

We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief administrative officer (who functions effectively as a chief executive officer) and the chief accounting officer (the chief administrative officer is also the chief accounting officer), carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief administrative officer and the chief accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the chief administrative officer or the chief accounting officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Unregistered Sales

N/A

Item 6.  Exhibits

DESCRIPTION OF EXHIBITS

Exhibit Number	Title

3.1	Articles of Incorporation of HEPI Pharmaceuticals, Inc., as amended (1)

3.2	By-laws of HEPI Pharmaceuticals, Inc (1)

10.01	Pharmaceutical Development Agreement between HEPI Pharmaceuticals, Inc. and Health Enhancement Products, Inc. dated February 20, 2007 (1)

(1)

Filed as Exhibit, with the same exhibit number, to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEPI Pharmaceuticals, Inc..

By:  /s/Janet L Crance

Janet L Crance, Chief Administrative Officer

Date: November 14, 2007

By:  /s/Janet L Crance

Janet L. Crance, Chief Accounting Officer

Exhibit INDEX

DESCRIPTION OF EXHIBITS

Exhibit Number	Title

3.1	Articles of Incorporation of HEPI Pharmaceuticals, Inc., as amended (1)
3.2	By-laws of HEPI Pharmaceuticals, Inc (1)
10.01	Pharmaceutical Development Agreement between HEPI Pharmaceuticals, Inc. and Health Enhancement Products, Inc. dated February 20, 2007 (1)

(1)

Filed as Exhibit, with the same exhibit number, to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.