Form 10KSB
period 2007-12-31
HEPI Pharmaceuticals, Inc.
filed 2008-04-02
CIK 1402024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

Commission File Number:  000-52680

HEPI Pharmaceuticals, Inc.

 (Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8282461 (I.R.S. Employer Identification No.)
7740 East Evans Road, Scottsdale, Arizona 85260
(Address of principal executive offices)

(480) 385-3800

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

As of March 31, 2008, there were 100 shares of $.001par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $0.

FORM 10-KSB

HEPI PHARMACEUTICALS, INC.

INDEX

PART I

Item 1.

Description of Business

4

Item 2.

Description of Property

6

Item 3.

Legal Proceedings

6

Item 4.

Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and

Small Business Issuer Purchases of Equity Securities

6

Item 6.

Management’s Discussion and Analysis or Plan of Operation

7

Item 8A.

Controls and Procedures

9

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance With Section 16(a) of the Exchange Act

9

Item 11.

Security Ownership of Certain Beneficial Owners, Management
and Related Stockholder Matters

10

Item 12.

Certain Relationships and Related Transactions, and
Director Independence

11

Item 13.

Exhibits

12

Item 14.

Principal Accountant Fees and Services

12

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

PART I

Item 1.

Description of Business

Business Development

We were incorporated under the laws of the State of Delaware on January 10, 2007 with authorized common stock of 3,000 shares, with $0.01 par value.  The Company is a wholly owned subsidiary of Health Enhancement Products, Inc., a publicly owned corporation (“HEPI”).  The Company has selected December 31 as its fiscal year.  The purpose of the Company will be to develop potential pharmaceutical applications of ProAlgaZyme® (PAZ), HEPI’s sole product.  In connection with our formation, we entered into a Pharmaceutical Development Agreement with HEPI.  Under the Development Agreement, HEPI granted us the exclusive rights to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, HEPI became our sole stockholder and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Principal Product

Our principal product, once developed, will be a pharmaceutical product derived from the active ingredients found in ProAlgaZyme®.

ProAlgaZyme® is a naturally-generated liquid product derived from a natural plant culture grown in purified water with proprietary feeding.  This liquid product, based on recently completed clinical trials, appears to support a compromised immune system and help regulate cholesterol levels and reduce C-reactive protein levels, thereby potentially aiding the defense of the body against introduced or naturally-occurring harmful substances and against cardiovascular problems.  The Company intends to isolate the active ingredients in ProAlgaZyme® and manufacture this product in pharmaceutical form.

Marketing and Sales

To date, we have focused solely on research, both internal and external, necessary to identify and isolate the active ingredients in our products.  We have not yet completed this process and will not produce a product or generate any sales revenue until at least 2009.  Our progress has been impeded by the need for further information regarding the composition, method of action and effectiveness of the product.  There is no guarantee that we will be able to successfully manufacture this product.

We are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the potential of our product, and thus facilitate our sales and marketing related activities.

Competition

The pharmaceutical industry is highly competitive.  While our parent company has patents on the ProAlgaZyme® product, a competitor could develop a similar product and receive FDA approval prior to our product receiving the same approval.  Our competition includes all the major drug companies who are well funded and have the resources to bring a product to market.  We have no guarantee that we will be able to attract the funding necessary to manufacture our product.

Raw Materials

Our parent company owns the microbial mixture, including algae, from which ProAlgaZyme® is derived, and these source materials are held in growing environments at their facility.  Other raw materials used in the proprietary production process for ProAlgaZyme® are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.

Regulation

The products that we intend to manufacture and market are subject to regulation by the Food and Drug Administration (“FDA”).  As a result, our product must undergo rigorous product testing prior to receiving FDA approval.

If we move into international sales, our product may also be subject to approval by certain foreign regulatory and safety agencies.  As a result, the export of our product to some countries may be limited or prohibited.  Our manufacturing processes and facilities may also be subject to review by federal, state, or local health agencies or their representatives before export approval is granted.  Adverse findings from such reviews could result in various actions against us, including restriction of trading privileges, withdrawal of approvals, and product recall.  We cannot assure you that domestic or foreign regulatory agencies will give us the requisite approvals or clearances for any products under development on a timely basis, if at all.  Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the product or its manufacturing process or labeling, to supply proof of its safety and effectiveness, or to recall, replace or refund the cost of the product, if it is shown to be hazardous or defective.  The process of obtaining clearance to market a product is costly and time-consuming and could delay the marketing and sale of such product.

Research and Development

Our primary research emphasis has been on refinement bio-chemical analyses and internal and external clinical studies associated with ProAlgaZyme®.  We spent $255,771 for the year ended December 31, 2007 on research and development.  Of this amount, $58,230 was spent on internal research, mainly involving in-house testing of the active ingredients of the ProAlgaZyme®, and $197,541 has been spent on external research, mainly to independent facilities involved in the clinical trials.  To date, all of these amounts have been directly expensed as they have been incurred.

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2008, expend approximately $500,000 on research and development.  We do not currently have these funds available. These expenditures will need to be met from external funding sources. We have had difficulty raising funds from external sources.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market our pharmaceutical product with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue and adversely affecting our operating results.

We have engaged consultants on an “as needed” basis to assist in our research and development activities.  If and when funds become available, and as the need arises, we may expand our use of consultants with appropriate qualifications and suitable experience to help administer the preparation and management of in-house clinical studies, the establishment of protocols for independent external studies, and the monitoring, interpretation, and submission of data as required to third parties conducting studies.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our manufacturing, waste disposal, and bottling operations, and we have prepared appropriate documentation as to our current operational procedures, standards, and guidelines in order to comply with applicable environmental laws.  The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Item 2.

Description of Property

We occupy approximately 3,000 square feet (30%) of the facility leased by our parent company.  This facility, located in Scottsdale, Arizona is leased from a majority shareholder of our parent company.  We have no formal written lease agreement with our parent company for this space.  We incurred $58,199 in rent expense during fiscal 2007.  The property is well maintained and in good condition.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is not currently traded on any market.  As of March 24, 2008 our only shareholder of record is our parent, Health Enhancement Products, Inc.

Recent Sales of Unregistered Securities.

On January 10, 2007 the Company issued 100 shares of common stock for $10 to its founder and Parent.

On February 15, 2007, our Parent’s board of directors declared a distribution in the form of shares of the common stock of  the Company, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date will receive 1 share of the Company for every 10 shares of common stock of the parent they own on the record date. The shares of the Company will be distributed promptly following compliance with applicable laws, including the Parent delivering a Registration/Information Statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the Company's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the Company. It is anticipated that the remaining 90% of the equity of the Company will be owned by the Parent.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Overview

We were established in January, 2007 as HEPI Pharmaceuticals, Inc. (“HPharma”), a wholly owned subsidiary of Health Enhancement Products, Inc. (“HEPI”).  Our purpose is to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme® (PAZ). In connection with our formation, we entered into a Pharmaceutical Development Agreement with HEPI. Under the Development Agreement, HEPI granted us the exclusive right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, HEPI became our sole stockholder and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

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

From inception (January 10, 2007) through December 31, 2007, we incurred research and development expenses associated with clinical testing of ProAlgaZyme® of approximately $256,000.  We have general and administrative expenses of approximately $14,000 per month due to salaries, benefits and rent.  Total general and administrative expenses for the period January 10, 2007 (inception) through December 31, 2007 were approximately $169,000.

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

Financing Costs.

 We incurred $18,713 for the period from inception (January 10, 2007) through December 31, 2007.

Liquidity and Capital Resources

The financial statements contained in this Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We currently have an immediate and urgent need for additional capital.  There is a significant risk that we will be unable to continue as a going concern, in which case, our stockholders would suffer a total loss of their investment in our company.

We have incurred aggregate net losses of $444,345 since inception.  We have no revenue and do not expect to have revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  We have incurred negative cash flows from operations of $320,042.  As of March 20, 2008, we had a cash balance of $100.  As of December 31, 2007, we had a working capital deficiency of $444,335 and a stockholders’ deficit of $444,335.  We are largely dependent upon our parent company for funding; however, our Parent does not currently have sufficient resources to provide us with the funds we need to finance our operations. We have never raised capital from external sources.  If we are unable to raise funds almost immediately, it is highly unlikely we will be able to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.

During the period from inception (January 10, 2007) through December 31, 2007 , our operating activities used $320,042 in cash.  Our financing activities consisted solely of advances from our parent company of $320,142.

We estimate that we will require approximately $3,000,000 in cash over the next twelve months in order to fund our operations, primarily to fund our external research.  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that we will generate sales revenues sufficient to fund our cash requirements.  We have never raised funds from external sources.  As noted above, if we are unable to raise additional funds almost immediately, , it is highly unlikely we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

Significant Elements of Income or Loss Not Arising from Our Continuing Operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme® is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences.

Staffing

We have conducted all of our activities since inception with staffing supplied by our parent, at agreed upon rates..  We currently do not expect to hire our own staff.

Off-Balance Sheet arrangements

We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 8A.

Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers or directors:

Name	Age	Positions	Since
Janet L. Crance	52	Interim Principal Administrative Officer, Principal Accounting Officer (part-time), Treasurer, Director	2007
John Gorman	38	Secretary, Director	2007

Ms. Janet L. Crance was appointed Principal Accounting Officer and Director on January 10, 2007, and was appointed  interim Principal Administrative Officer in September 2007.   Ms. Crance has over 32 years experience in the field of accounting, including both the public and private sectors.  She has been a Certified Public Accountant for 15 years.  Professional affiliations include the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.  She has served for two years as the President of the Central Chapter of the Arizona Society, which includes the greater Phoenix area.

Mr. John Gorman was appointed director on January 10, 2007. Before joining HEPI Pharmaceuticals, Inc. in 2007, he served as a private marketing and sales consultant for small to mid-sized businesses and various government entities. Between 1996 and 2001, Mr. Gorman worked as Regional Marketing Manager for the western region of CompassLearning, an educational software company with programs in use by over 20,000 schools nationwide. From 1989-1996, Mr. Gorman was Resort Manager of The Pointe Hilton Resorts in Phoenix , Arizona. Currently, in addition to serving as a director, he serves as Head of Sales and Customer Relations for Health Enhancement Products, Inc.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Family Relationships

There are no familial relationships between any of our officers and directors.

Audit Committee Financial Expert

We do not have an audit committee financial expert, because we do not have an audit committee.  We are not currently required to have an audit committee.

Compensation of Directors

Our directors do not receive any remuneration for their service on our Board of Directors.

Employment Agreements

We currently have no written employment agreements with any of our employees.

Item 11.

Security Ownership of Certain Beneficial Owners, Management and Related Stockholder  Matters

The following table sets forth, as of March 24, 2008, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group.  All percentages are based on 100 shares issued at outstanding as of March 20, 2008.

1. Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Health Enhancement Products, Inc.	Common	100	100.0%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Ms. Janet L. Crance 4350 East Kachina Trail Phoenix, AZ 85044	Common	-0-	*
Mr. John Gorman 5133 E. Tunder Dr Phoenix, AZ 85044	Common	-0-	*
Directors and Officers as a Group	Common	-0-	*

      * Less than 1%

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Board of Directors consists of the Principal Administrative Officer and the Director of Sales and Operations.  These two board members are not independent.

Item 13.

Exhibits

EXHIBIT INDEX

Exhibit Number

Title

3.1	Articles of Incorporation of HEPI Pharmaceuticals, Inc. as amended	(1)
3.2	By-laws of HEPI Pharmaceuticals, Inc.	(1)
10.01	Pharmaceutical Development Agreement between HEPI Pharmaceuticals, Inc. and Health Enhancement Products, Inc., dated February 20, 2007	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit, with the same exhibit number, to our Form 10SB, filed with the Commission on April 20, 2007 and incorporated by this reference.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last year for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-SB and 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $27,750 for 2007.

Audit-Related Fees

There were no fees for assurance and related services for 2007.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2007.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee.  Our Board of Directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
Date: March 31, 2008	By: /s/ Janet L Crance
Janet L. Crance Principal Administrative Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

HEPI Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of HEPI Pharmaceuticals, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the period January 10, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEPI Pharmaceuticals, Inc. at December 31, 2007, and the results of its operations and its cash flows for the period January 10, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period January 10, 2007 (inception) to December 31, 2007, has had no revenues and has not commenced planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolinztz, Lafazan & Company, PC

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 31, 2008

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$100

Total Current Assets	100
$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$90,590
Advances from Parent Company	320,132
Accrued Liabilities	33,713

Total Current Liabilities	444,435

TOTAL LIABILITIES	444,435

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
3,000 shares authorized
100 issued and outstanding	1
Additional Paid-In Capital	9
Deficit accumulated in the development stage	(444,345)

Total Stockholders' Deficit	(444,335)

$100

The accompanying notes are an integral part of these financial statements

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the period
January 10, 2007 (inception)
to December 31, 2007

NET SALES	$-

OPERATING EXPENSES:
Selling	500
General and Administrative	169,361
Research and Development	255,771

Total Operating Expenses	425,632

LOSS FROM OPERATIONS	425,632

OTHER INCOME (EXPENSE):
Interest Expense - Related Party	(18,713)

Total Other Income (Expense)	(18,713)

NET LOSS	$(444,345)

BASIC LOSS PER SHARE	$(4,443)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	100

PROFORMA BASIC LOSS PER SHARE	$(0.10)

PROFORMA WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,422,631

The accompanying notes are an integral part of these financial statements

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 10, 2007 (INCEPTION) TO DECEMBER 31, 2007

				Deficit
				accumulated
			Additional	in the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance, January 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued to parent company	100	1	9	-	10
Net loss for the period	-	-	-	(444,345)	(444,345)

Balance, December 31, 2007	100	$ 1	$ 9	$ (444,345)	$ (444,335)

The accompanying notes are an integral part of these financial statements

HEPI Pharmaceuticals, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

For the Period
January 10 (inception)
to December 31, 2007

Cash Flows for Operating Activities:
Net Loss	$(444,345)
Adjustments to reconcile net loss to net cash used
by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	90,590
Increase in accrued liabilities	33,713
Net Cash (Used) by Operating Activities	(320,042)

Cash Flows from Investing Activities:

Cash Flow from Financing Activities:
Proceeds from parent company advances	320,132
Proceeds from sale of common stock	10
Net Cash Provided by Financing Activities	320,142

Increase in Cash	100

Cash at Beginning of Period	-

Cash at End of Period	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements

HEPI PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – BASIS OF PRESENTATION

The Company incurred a net loss of $444,345 for the period January 10, 2007 (inception) through December 31, 2007. In addition, the Company had a working capital deficiency of $444,335 and a stockholders' deficiency of $444,345 at December 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period ending December 31, 2007, the Company relied on the parent company, Health Enhancement Products, Inc, for its financing needs.  Health Enhancement Products, Inc does not currently have the ability to provide any further advances to the Company. There can be no assurances that the Parent will in the future be able to provide needed funds.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  While the Company intends to raise several million dollars to fund its operations, including research and development, there can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments – The carrying amounts of cash, accounts payable, accrued liabilities and other current liabilities, and notes and loans payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

HEPI PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition – For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Income Taxes - The Company accounts for income taxes under the asset and liability method using SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting Estimates - The preparation of financial statements in conformity with generally-accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimated.

Recently-Enacted Accounting Standards – In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.  FIN 48 is effective for the Company’s yearend 2007, although early adoption is permitted.  The Company is assessing the potential effect of FIN 48 on its financial statements.

HEPI PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

Research Expenses, consisting of salaries, equipment, rental of space and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were approximately $58,000 for the period January 10, 2007 (inception) to December 31, 2007;

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were approximately $198,000 for the period January 10, 2007 (inception) to December 31, 2007.

Due to a lack of funding, we have largely suspended our research efforts.  We intend to resume our research activities, subject to receipt of necessary funding.  We cannot assure you that we will be able to secure the funds necessary to finance our operations.

NOTE 5 – LOSS PER SHARE

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented.  Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share.  Pro-forma basic loss per share gives effect to the issuance of an aggregate of 44,226,311 shares of common stock in connection with the proposed distribution, of which approximately 4,422,631 shares will be distributed to the Parent’s shareholders.

NOTE 6 – LOANS PAYABLE - PARENT

Loans payable to our parent are payable on demand and bear interest at the rate of 10% per annum.  As of December 31, 2007, the outstanding principal amount was $320,133.  Interest expense of $18,712 is included in the Statement of Operations, and is included in accrued liabilities.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

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

HEPI PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company currently has no product liability insurance in force and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain such insurance to cover these risks at economically feasible premiums.