Form 10-Q
period 2008-03-31
HEPI Pharmaceuticals, Inc.
filed 2008-05-15
CIK 1402024

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 000-52680

HEPI Pharmaceuticals, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8282461
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7740 East Evans Road, Scottsdale, Arizona  85260

(Address of principal executive offices)

480-385-3800

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicated by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 100 shares of common stock, $0.01 par value, outstanding at May 15, 2008.

FORM 10-Q

HEPI PHARMACEUTICALS, INC.

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1.   Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations   10

Item 4. Controls and Procedures

12

PART II – OTHER INFORMATION

13

Item 6.  Exhibits

SIGNATURES

14

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

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEET

March 31, 2008

	(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash	$100	$100

Total Current Assets	100	100

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS	-	-

	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$90,590	$90,590
Advances from Parent Company	354,188	320,132
Accrued Liabilities	47,802	33,713

Total Current Liabilities	492,580	444,435

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	492,580	444,435

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
3,000 shares authorized
100 issued and outstanding	1	1
Additional Paid-In Capital	9	9
Accumulated deficit	(492,490)	(444,345)

Total Stockholders' Deficit	(492,480)	(444,335)

	$100	$100

The accompanying notes are an integral part of these unaudited financial statements.

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS

			(Unaudited)
	For the period	(Unaudited)	For the period
	January 10, 2007	For the Quarter	January 10, 2007
	(inception) through	Ended	(inception) through
	March 31, 2007	March 31, 2008	March 31, 2008

NET SALES	$-	$-	$-

OPERATING EXPENSES:
Selling	500	-	500
General and Administrative	28,282	28,141	197,502
Research and Development	64,127	13,415	269,186

Total Operating Expenses	92,909	41,556	467,188

LOSS FROM OPERATIONS	(92,909)	(41,556)	(467,188)

OTHER INCOME (EXPENSE):
Interest Expense - Related Party	(660)	(6,589)	(25,302)

Total Other Income (Expense)	(660)	(6,589)	(25,302)

NET LOSS	$(93,569)	$(48,145)	$(492,490)

BASIC LOSS PER SHARE	$(936)	$(481)

WEIGHTED AVERAGE BASIC
SHARES OUTSTANDING	100	100

PROFORMA BASIC LOSS PER SHARE	$(0.02)	$(0.01)

PROFORMA WEIGHTED AVERAGE
BASIC SHARES OUTSTANDING	4,233,731	4,233,731

The accompanying notes are an integral part of these unaudited financial statements.

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			(Unaudited)
	For the Period	(Unaudited)	For the Period
	January 10, 2007	For the Three	January 10, 2007
	(Inception) through	Months ended	(Inception) through
	March 31, 2007	March 31, 2008	March 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(93,569)	$(48,145)	$(492,490)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	-	-	90,590
Increase in accrued liabilities	8,160	14,089	47,802
Net Cash (Used) by Operating Activities	(85,409)	(34,056)	(354,098)

Cash Flows from Investing Activities:

Cash Flow from Financing Activities:
Proceeds from parent company advances	85,499	34,056	354,188
Proceeds from sale of common stock warrants	10		10
Net cash Provided by Financing Activities	85,509	34,056	354,198

Increase (Decrease) in Cash	100	-	100

Cash at Beginning of Period	-	100	-

Cash at End of Period	$100	$100	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements

HEPI PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

HEPI Pharmaceuticals, Inc. (“the Company”) was formed on January 10, 2007 under the laws of the State of Delaware.  The Company is wholly-owned subsidiary of Health Enhancement Products, Inc., a publicly owned corporation (the “Parent”).  The Company’s fiscal year ends on December 31.  The purpose of the Company is to develop potential pharmaceutical applications of ProAlgaZyme (PAZ), the Parent’s sole product.

The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include the accounts of HEPI Pharmaceuticals (the “Company”).  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed financial statements should be read in conjunction with the company’s December 31, 2007 audited financial statements and supplementary data included in the Form 10KSB.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008 or any other period.

The Company incurred a net loss of $48,145 for the three months ended March 31, 2008 and $492,490 during the period January 10, 2007 (inception) through March 31, 2008. In addition, the Company had a working capital deficiency of $492,480 and a stockholders' deficiency of $492,480 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period ending March 31, 2008, the Company relied on the Parent company for its financing needs.  The Parent does not currently have the ability to provide any further advances to the Company. There can be no assurances that the Parent will in the future be able to provide needed funds.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  While the Company intends to raise several million dollars to fund its operations, including research and development, there can be no assurance that the Company will be able to raise the additional funds it requires.

NOTE 3 – RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

-

Research Expenses, consisting of salaries, equipment, rental of space and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were approximately $13,415 for the three months ended March 31, 2008 and $64,127 for the period January 10 (inception) to March 31, 2007.

-

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were zero for the quarter ended March 31, 2008, and $45,000 for the period January 10 (inception) to March 31, 2007.

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

NOTE 5 – LOANS PAYABLE - PARENT

Loans payable to our parent are payable on demand and bear interest at the rate of 10% per annum.  As of March 31, 2008, the outstanding principal amount was $354,188.  Interest expense of $25,302 for the period January 10, 2007 (inception) to March 31, 2008 is included in the Statement of Operations.

NOTE 6 - STOCKHOLDERS’ DEFICIT

On January 10, 2007 the Company issued 100 shares of common stock for $10 to its founder and Parent.

On February 15, 2007, the Parent’s board of directors declared a distribution in the form of shares of the common stock of  the Company, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date has received 1 share of the Company for every 10 shares of common stock of the Parent they own on the record date. The shares of the Company will be distributed promptly following compliance with applicable laws, including the Parent delivering a Registration/Information Statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the Company's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the Company. It is anticipated that the remaining 90% of the equity of the Company will be owned by the Parent.

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with its formation, the Company entered into a Pharmaceutical Development Agreement with its Parent. Under the Development Agreement, the Company was granted the right to develop the potential pharmaceutical applications of ProAlgaZyme® and its derivatives. In exchange for these rights, the Parent became the sole stockholder of the Company and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

Research and administrative salaries have been recorded as a loan from the parent company, based upon employees percentage of time spent on the Company functions.  Rent expense has been recorded as a loan from the parent company, based upon the square footage occupied by activities of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were established in January, 2007 as HEPI Pharmaceuticals, Inc. (“HEPI Pharma”), a wholly owned subsidiary of Health Enhancement Products, Inc. (“HEPI”).  Our purpose is to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme® (PAZ). In connection with our formation, we entered into a Pharmaceutical Development Agreement with HEPI. Under the Development Agreement, HEPI granted us the exclusive right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, HEPI became our sole stockholder and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

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

From inception (January 10, 2007) through March 31, 2008, we incurred research and development expenses associated with clinical testing of ProAlgaZyme® of approximately $270,000.  We have general and administrative expenses of approximately $25,000 per month due to salaries, benefits and rent.  Total general and administrative expenses for the period January 10, 2007 (inception) through March 31, 2008 were $197,502.

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

Financing Costs.  We incurred $6,589 in interest expense on our indebtedness to our parent company for the three months ended March 31, 2008, and $25,302 for the period from inception (January 10, 2007) through March 31, 2008.

Liquidity and Capital Resources

The condensed  financial statements contained in this Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We currently have an immediate and urgent need for additional capital.  There is a significant risk that we will be unable to continue as a going concern, in which case, our stockholders would suffer a total loss of their investment in our company.

We have incurred significant net losses since inception, including a net loss of $48,145 during the three months ended March 31, 2008 and an aggregate net loss of $492,490 since inception.  We have no revenue and do not expect to have revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  During the three months ended March 31, 2008, we incurred negative cash flows from operations of $34,056.  As of May 15, 2008, we had a cash balance of $100, a working capital deficiency of $492,480 and a stockholders’ deficit of $492,480.  We are largely dependent upon our parent company for funding; however, HEPI does not currently have sufficient resources to provide us with the funds we need to finance our operations. We have never raised capital from external sources.  If we are unable to raise funds almost immediately, it is highly unlikely we will be able to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2008 and the period from inception (January 10, 2007) through March 31, 2008, our operating activities used $34,056 and $354,098 in cash, respectively.  Our financing activities generated $34,056 and $354,198 during the three months ended March 31, 2008 and January 10, 2007 (inception) through March 31, 2008, respectively, primarily due to advances to us made by our Parent.

We estimate that we will require approximately $3,000,000 in cash over the next 12 months in order to fund our operations, primarily to fund our external research.  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that we will generate sales revenues sufficient to fund our cash requirements.  We have never raised funds from external sources.  As noted above, if we are unable to raise additional funds almost immediately, it is highly unlikely we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

Staffing

We have conducted all of our activities since inception with staffing supplied by HEPI, at agreed upon rates.  We currently do not expect to hire our own staff.

Off-Balance Sheet arrangements

We have no off-balance sheet arrangements that would create contingent or other forms of liability.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief administrative officer (who functions effectively as the chief executive officer) and the principal accounting officer (the chief administrative officer is also the principal financial officer), carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief administrative officer and the chief accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
(1)	Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.
(2)	Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.
(3)	Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEPI Pharmaceuticals, Inc..

Date:  May 15, 2008

By:  /s/Janet L Crance

Chief Administrative Officer

(Principal Executive Officer)

Exhibit INDEX

Exhibit Number	Description
(1)	Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.
(2)	Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.
(3)	Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.