Form 10-Q
period 2008-06-30
HEPI Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1402024

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company  ☒

Indicated by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 100 shares of common stock, $0.01 par value, outstanding at August 14, 2008.

FORM 10-Q

HEPI PHARMACEUTICALS, INC.

-i-

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

•	our ability to obtain required regulatory approvals to develop and market potential products;

•	our ability to execute our development plan on time and on budget; and

•	inability to secure partners for development and marketing of pharmaceutical opportunities.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HEPI Pharmaceuticals, Inc

(A Development Stage Company)

CONDENSED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$100	$100

Total Current Assets	100	100

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS	-	-

	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$85,805	$90,590
Advances from Parent Company	405,528	320,132
Accrued Liabilities	34,132	33,713

Total Current Liabilities	525,465	444,435

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	525,465	444,435

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
3,000 shares authorized
100 issued and outstanding	1	1
Additional Paid-In Capital	9	9
Deficit Accumulated in the Development Stage	(525,375)	(444,345)

Total Stockholders' Deficit	(525,365)	(444,335)

	$100	$100

The accompanying notes are an integral part of these financial statements.

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the				For the
		period				period
	For the	January 10,	For the	For the		January 10,
	Six	2007	Three	Three		2007
	Months	(inception)	Months	Months		(inception)
	Ended	through	Ended	Ended		through
	June 30,	June 30,	June 30,	June 30,		June 30,
	2008	2007	2008	2007		2008

NET SALES	$-	$-	$-	$-		$-

OPERATING EXPENSES:
Selling	-	500	-	-		500
General and Administrative	38,870	91,537	10,730	63,256		208,232
Research and Development	26,740	166,877	13,325	102,750		282,511

Total Operating Expenses	65,610	258,914	24,055	166,006		491,243

LOSS FROM OPERATIONS	(65,610)	(258,914)	(24,055)	(166,006)		(491,243)

OTHER INCOME (EXPENSE):
Interest Expense - Related Party	(15,420)	(3,864)	(8,830)	(3,204)		(34,132)

Total Other Income (Expense)	(15,420)	(3,864)	(8,830)	(3,204)		(34,132)

NET LOSS	$(81,030)	$(262,778)	$(32,885)	$(169,210)		$(525,375)

BASIC LOSS PER SHARE	$(810)	$(2,628)	$(329)	$(1,692)		$(5,254)

WEIGHTED AVERAGE BASIC
SHARES OUTSTANDING	100	100	100	100

PROFORMA BASIC
LOSS PER SHARE	$(0.02)	$(0.06)	$(0.01)	$(0.04)	$

PROFORMA WEIGHTED
AVERAGE BASIC
SHARES OUTSTANDING	4,226,231	4,226,231	4,226,231	4,226,231

The accompanying notes are an integral part of these unaudited financial statements.

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

		For the	For the
		Period	Period
		January 10,	January 10,
	For the	2007	2007
	Six Months	(Inception)	(Inception)
	ended	through	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(81,030)	$(262,778)	$(525,375)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	(4,785)	45,000	85,805
Increase in accrued liabilities	419	11,364	34,132
Net Cash (Used) by Operating Activities	(85,396)	(206,414)	(405,438)

Cash Flows from Investing Activities:

Cash Flow from Financing Activities:
Proceeds from parent company advances	85,396	206,504	405,528
Proceeds from sale of common stock and warrants	-	10	10
Net Cash Provided by Financing Activities	85,396	206,514	405,538

Increase (Decrease) in Cash	-	100	100

Cash at Beginning of Period	100	-	-

Cash at End of Period	$100	$100	$100

Supplemental Disclosures
of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HEPI PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

HEPI Pharmaceuticals, Inc. (the “Company”) was formed on January 10, 2007 under the laws of the State of Delaware.  The Company is wholly-owned subsidiary of Health Enhancement Products, Inc., a publicly owned corporation (the “Parent”).  The Company’s fiscal year ends on December 31.  The purpose of the Company is to develop potential pharmaceutical applications of ProAlgaZyme (PAZ), the Parent’s sole product.

The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include only  the accounts of HEPI Pharmaceuticals (the “Company”).  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed financial statements should be read in conjunction with the company’s December 31, 2007 audited financial statements and supplementary data included in the Form 10KSB.

The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008 or any other period.

The Company incurred a net loss of $32,885 for the three months ended June 30, 2008 and $525,375 during the period January 10, 2007 (inception) through June 30, 2008. In addition, the Company had a working capital deficiency of $525,365 and a stockholders' deficiency of $525,365 at June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period ending June 30, 2008, the Company relied on the Parent for its financing needs.  The Parent does not currently have the ability to provide any further advances to the Company. There can be no assurances that the Parent will in the future be able to provide needed funds.

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

NOTE 3 – RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

Research Expenses, consisting of salaries, equipment, rental of space and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were $13,325 for the three months ended June 30, 2008 and $84,970 for the period January 10, 2007 (inception) to June 30, 2008.

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were zero for the quarter ended June 30, 2008, and $197,541 for the period January 10, 2007 (inception) to June 30, 2008.

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

NOTE 5 – LOANS PAYABLE - PARENT

Loans payable to our Parent are payable on demand and bear interest at the rate of 10% per annum.  As of June 30, 2008, the outstanding principal amount was $405,528.  Interest expense of $34,132 for the period January 10, 2007 (inception) to June 30, 2008 is included in the Statement of Operations.

NOTE 6 - STOCKHOLDERS’ DEFICIT

On January 10, 2007, the Company issued 100 shares of common stock for $10 to its founder and Parent.

On February 15, 2007, the Parent’s board of directors declared a distribution in the form of shares of the common stock of  the Company, to all shareholders of record of the Company as of March 15, 2007. Each shareholder of record on the record date has received one share of the Company for every 10 shares of common stock of the Parent they owned on the record date. The shares of the Company will be distributed promptly following compliance with applicable laws, including the Parent delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the Company's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent approximately 10% of the total outstanding shares of the Company. It is anticipated that the remaining 90% of the equity of the Company will be owned by the Parent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were established in January 2007 as HEPI Pharmaceuticals, Inc. (the “Company”), a wholly owned subsidiary of Health Enhancement Products, Inc. (“HEPI”).  Our purpose is to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme® (PAZ). In connection with our formation, we entered into a Pharmaceutical Development Agreement with HEPI. Under the Development Agreement, HEPI granted us the exclusive right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, HEPI became our sole stockholder and is entitled to certain payments based on the attainment of specified development milestones and sales revenues.

Plan of Operation

We currently have no cash and are we are exclusively reliant on advances and extensions of credit from our parent company, HEPI, for the resources we need to pursue our strategic goals.  HEPI does not currently have sufficient resources to provide us with the funds we need to finance our operations.  Accordingly, we need to immediately secure funding in order to continue as a going concern and implement our business strategy.  To date, we have not raised any capital from external sources.  Developing pharmaceutical products and seeking approvals for such products from regulatory authorities is very costly. We will need to raise a substantial amount of capital almost immediately in order to execute our business plan and fund the development and commercialization of our potential pharmaceutical product candidates.

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

From inception (January 10, 2007) through June 30, 2008, we incurred research and development expenses associated with clinical testing of ProAlgaZyme® of $282,511.  We had general and administrative expenses of $13,325 per quarter due to salaries, benefits and rent.  Total general and administrative expenses for the period January 10, 2007 (inception) through June 30, 2008 were approximately $208,000.

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

Financing Costs.  We incurred $8,830 in interest expense on our indebtedness to our parent company for the three months ended June 30, 2008, and $34,132 for the period from inception (January 10, 2007) through June 30, 2008.

Liquidity and Capital Resources

The unaudited condensed  financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We currently have an immediate and urgent need for additional capital.  There is a significant risk that we will be unable to continue as a going concern, in which case, our stockholders would suffer a total loss of their investment in our company.

We have incurred significant net losses since inception, including a net loss of $32,885 during the three months ended June 30, 2008 and an aggregate net loss of $525,375 since inception.  We have no revenue and do not expect to have revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  During the three months ended June 30, 2008, we incurred negative cash flows from operations of $51,340.  As of June 30, 2008, we had a cash balance of $100, a working capital deficiency of $525,365 and a stockholders’ deficit of $525,365.  We are largely dependent upon our parent company for funding; however, HEPI does not currently have sufficient resources to provide us with the funds we need to finance our operations. We have never raised capital from external sources.  If we are unable to raise funds almost immediately, it is highly unlikely we will be able to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended June 30, 2008 and the period from inception (January 10, 2007) through June 30, 2008, our operating activities used $51,340 and $405,438 in cash, respectively.  Our financing activities generated $51,340 and $405,538 during the three months ended June 30, 2008 and January 10, 2007 (inception) through June 30, 2008, respectively, primarily due to advances to us made by our Parent.

If we were to initiate the additional clinical research necessary to complete the development of our product, we would require an additional $3,000,000  in cash over the next 12 months in order to fund our operations, primarily to fund our external research.  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that we will generate sales revenues sufficient to fund our cash requirements.  We have never raised funds from external sources.  As noted above, if we are unable to raise additional funds almost immediately, it is highly unlikely we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief administrative officer (who functions effectively as the chief executive officer) and the principal accounting officer (the chief administrative officer is also the principal financial officer), carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief administrative officer and the chief accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures were effective, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures..

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEPI Pharmaceuticals, Inc..

Date:  August 14, 2008

By:  /s/Janet L Crance

Chief Administrative Officer

(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Furnished herewith (all other exhibits are deemed filed).