Form 10-Q
period 2008-09-30
HEPI Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1402024

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 000-52680

HEPI Pharmaceuticals, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8282461
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7740 East Evans Road, Scottsdale, Arizona  85260

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 100 shares of common stock, $0.01 par value, outstanding at November 13, 2008.

FORM 10-Q

HEPI PHARMACEUTICALS, INC.

INDEX

PART I – FINANCIAL INFORMATION

2

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 4. Controls and Procedures

11

PART II – OTHER INFORMATION

11

Item 6. Exhibits

11

SIGNATURES

12

EXHIBIT INDEX

13

(Inapplicable items have been omitted)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$100	$100

Total Current Assets	100	100

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS	-	-

	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$85,805	$90,590
Advances from Parent Company	441,258	320,132
Accrued Liabilities	44,354	33,713

Total Current Liabilities	571,417	444,435

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	571,417	444,435

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
3,000 shares authorized
100 issued and outstanding	1	1
Additional Paid-In Capital	9	9
Deficit Accumulated in the Development Stage	(571,327)	(444,345)

Total Stockholders' Deficit	(571,317)	(444,335)

	$100	$100

The accompanying notes are an integral part of these financial statements.

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

 CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the			For the
	For	period	For	For	period
	the	January 10,	the	the	January 10,
	Nine	2007	Three	Three	2007
	Months	(inception)	Months	Months	(inception)
	Ended	through	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

NET SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling	-	500	-	-	500
General and Administrative	44,155	143,085	5,285	40,147	213,517
Research and Development	57,185	227,414	30,445	71,937	312,955

Total Operating Expenses	101,340	370,999	35,730	112,084	526,972

LOSS FROM
OPERATIONS	(101,340)	(370,999)	(35,730)	(112,084)	(526,972)

OTHER INCOME
(EXPENSE):
Interest Expense -
Related Party	(25,642)	(10,556)	(10,222)	(6,692)	(44,355)

Total Other
Income (Expense)	(25,642)	(10,556)	(10,222)	(6,692)	(44,355)

NET LOSS	$(126,982)	$(381,555)	$(45,952)	$(118,776)	$(571,327)

BASIC LOSS PER SHARE	$(1,270)	$(3,816)	$(460)	$(1,188)

WEIGHTED
AVERAGE BASIC
SHARES
OUTSTANDING	100	100	100	100

PROFORMA BASIC
LOSS PER SHARE	$(0.03)	$(0.12)	$(0.01)	$(0.03)

PROFORMA WEIGHTED
AVERAGE BASIC
SHARES
OUTSTANDING	4,226,231	3,185,682	4,226,231	4,226,231

The accompanying notes are an integral part of these unaudited financial statements.

HEPI Pharmaceuticals, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

		For the	For the
		Period	Period
	For the	January 10,	January 10,
	Nine	2007	2007
	Months	(Inception)	(Inception)
	ended	through	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(126,982)	$(381,555)	$571,327)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	(4,785)	90,591	85,805
Increase in accrued liabilities	10,641	25,556	44,354
Net Cash (Used) by Operating Activities	(121,126)	(265,408)	(441,168)

Cash Flows from Investing Activities:

Cash Flow from Financing Activities:
Proceeds from parent company advances	121,126	265,498	441,258
Proceeds from sale of common stock	-	10	10
Net Cash Provided
by Financing Activities	121,126	265,508	441,268

Increase (Decrease) in Cash	-	100	100

Cash at Beginning of Period	100	-	-

Cash at End of Period	$100	$100	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008 or any other period.

The Company incurred a net loss of $44,952 for the three months ended September 30, 2008 and $571,327 during the period January 10, 2007 (inception) through September 30, 2008. In addition, the Company had a working capital deficiency of $571,317 and a stockholders' deficiency of $571,317 at September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period ending September 30, 2008, the Company relied on the Parent for its financing needs.  The Parent does not currently have the ability to provide any further advances to the Company. There can be no assurances that the Parent will in the future be able to provide needed funds.

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

NOTE 3 – RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

Research Expenses, consisting of salaries, equipment, rental of space and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were $30,445 for the three months ended September 30, 2008 and $115,414 for the period January 10, 2007 (inception) to September 30, 2008.

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were zero for the quarter ended September 30, 2008, and $197,541 for the period January 10, 2007 (inception) to September 30, 2008.

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

NOTE 5 – LOANS PAYABLE - PARENT

Loans payable to our Parent are payable on demand and bear interest at the rate of 10% per annum.  As of September 30, 2008, the outstanding principal amount was $441,258.  Interest expense of $44,355 for the period January 10, 2007 (inception) to September 30, 2008 is included in the Statement of Operations.

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

From inception (January 10, 2007) through September 30, 2008, we incurred research and development expenses associated with clinical testing of ProAlgaZyme® of $312,955.  We had general and administrative expenses of $15,000 per quarter due to salaries, benefits and rent.  Total general and administrative expenses for the period January 10, 2007 (inception) through September 30, 2008 were approximately $214,000.

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

Financing Costs.  We incurred $10,222 in interest expense on our indebtedness to our parent company for the three months ended September 30, 2008, and $44,355 for the period from inception (January 10, 2007) through September 30, 2008.

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

We have incurred significant net losses since inception, including a net loss of $45,952 during the three months ended September 30, 2008 and an aggregate net loss of $571,327 since inception.  We have no revenue and do not expect to have revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  During the nine months ended September 30, 2008, we incurred negative cash flows from operations of $121,126.  As of September 30, 2008, we had a cash balance of $100, a working capital deficiency of $571,317 and a stockholders’ deficit of $571,317.  We are largely dependent upon our parent company for funding; however, HEPI does not currently have sufficient resources to provide us with the funds we need to finance our operations. We have never raised capital from external sources.  If we are unable to raise funds almost immediately, it is highly unlikely we will be able to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2008 and the period from inception (January 10, 2007) through September 30, 2008, our operating activities used $121,126 and $441,168 in cash, respectively.  Our financing activities generated $121,126 and $441,168 during the nine months ended September 30, 2008 and January 10, 2007 (inception) through September 30, 2008, respectively, primarily due to advances to us made by our Parent.

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

Date:  November 13, 2008

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