Form 10-Q
period 2009-09-30
HEPI Pharmaceuticals, Inc.
filed 2009-11-16
CIK 1402024

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:  000-30415

Health Enhancement Products, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7740 East Evans Road, Scottsdale, Arizona  85260

(Address of principal executive offices)

480-385-3800

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site , if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐           No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 78,256,332 shares of common stock, $0.001 par value, outstanding at November 16, 2009.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to raise the funds we need to continue our operations;

•	our goal to increase our revenues and become profitable;

•	regulation of our product;

•	our ability to expand the production of our product;

•	market acceptance of our product;

•	future testing of our product;

•	the anticipated performance and benefits of our product and

•	our financial condition or results of operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$118,897	$-
Accounts Receivable	7,746	49,334
Inventories	38,001	43,769
Prepaid Expenses	147,821	14,725
Total Current Assets	312,465	107,828

PROPERTY AND EQUIPMENT, NET	187,187	195,196
OTHER ASSETS:
Definite-life intangible Assets, net	9,376	10,101
Deposits	122,015	122,015
Total Other Assets	131,391	132,116

	$631,043	$435,140
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$479,680	$509,262
Loan Payable, other	12,747	15,000
Obligation to issue common stock	383,000	40,500
Convertible Debenture Payable, less Discount of $21,756	78,244
Derivative liability	2,435,190	-
Current portion, long term debt	7,195	6,718
Sales Tax Payable	1,981	1,981
Accrued Payroll and Payroll Taxes	36,967	76,834
Accrued Liabilities	34,760	34,848
Total Current Liabilities	3,469,764	685,143
LONG TERM LIABILITIES:
Notes payable, less current portion	4,708	10,166
Convertible Debenture Payable, less Discount of $92,561
and $213,020 at September 30, 2009 and December 31, 2008	223,539	132,980
Deferred rent expense	160,706	126,446
Total Long term Liabilities	388,953	269,592
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	3,858,717	954,735
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
77,506,332 and 59,478,045 issued and outstanding at
September 30, 2009 and December 31, 2008	77,506	59,478
Additional Paid-In Capital	16,782,303	17,411,793
Accumulated deficit	(20,087,483)	(17,990,866)
Total Stockholders' Deficit	(3,227,674)	(519,595)

	$631,043	$435,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Sales	$-	$35,128	$23,245	$130,281

Minimum Exclusive Distribution Fees	27,000		54,000

TOTAL REVENUES	27,000	35,128	77,245	130,281

COSTS AND EXPENSES:
Cost of sales	978	11,660	24,297	89,251
Selling	44,373	53,712	212,167	181,896
General and Administrative	224,840	167,760	777,756	740,733
Contract Termination Fee	652,500	-	652,500	-
Fair Value Adjustment of
Derivative Liability	73,957	-	73,957	-
Research and Development	86,908	54,329	236,034	106,826

Total Costs and Expenses	1,083,556	287,461	1,976,711	1,118,706

LOSS FROM OPERATIONS	(1,056,556)	(252,333)	(1,899,466)	(988,425)

OTHER INCOME (EXPENSE):
Other income - rent	6,300	11,800	18,900	42,647
Amortization of Bond Discount	(30,090)	(24,596)	(210,803)	(479,551)
Interest expense	(1,759)	(1,326)	(5,248)	(5,520)
Interest Expense, related party		-	-	(2,503)

Total Other Income (Expense)	(25,549)	(14,122)	(197,151)	(444,927)

NET LOSS	$(1,082,105)	$(266,455)	$(2,096,617)	$(1,433,352)

BASIC AND DILUTED LOSS
PER SHARE	($0.01)	($0.00)	($0.03)	($0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	72,813,951	54,530,388	67,418,759	51,026,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Loss	$(2,096,617)	$(1,433,352)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	288,583	43,250
Stock issued to employees for services	152,636	12,676
Warrants granted for services rendered	32,210	101,476
Amortization of prepaid consulting fees	12,000
Amortization of bond discount	210,803	479,551
Amortization of intangibles	725	725
Depreciation expense	22,396	23,566
Fair value adjustment of derivative liability	73,957
Increase in deferred rent	34,260	32,810
Changes in assets and liabilities:		-
(Increase) decrease in accounts receivable	41,588	(25,307)
(Increase) in rent receivable		(23,600)
(Increase) decrease in inventories	5,768	(46,607)
(Increase) Decrease in prepaid expenses	(13,971)	(9,571)
Increase(Decrease) in accounts payable	(15,092)	42,417
Increase (decrease) in payroll and payroll taxes	62,436	(26,117)
Increase in obligation to issue common stock	373,000
Increase (Decrease) in accrued liabilities	716	(41,232)
Net Cash (Used) by Operating Activities	(814,602)	(869,315)

Cash Flows from Investing Activities:
Capital expenditures	(14,387)	(109,142)
Net Cash (Used) by Investing Activities	(14,387)	(109,142)

Cash Flow from Financing Activities:
Proceeds from shareholder advances		16,000
Proceeds from other borrowings	12,747	-
Proceeds from obligations to issue common stock	10,000
Payment on related party note		(20,000)
Payments of other borrowings	(4,981)	(4,545)
Payment of fees in connection with sale of common stock		-
and warrants	-	-
Proceeds from issuance of convertible debentures	105,100	196,000
Proceeds from sale of common stock and exercise of warrants	825,020	791,200
Net Cash Provided by Financing Activities	947,886	978,655

Increase (Decrease) in Cash	118,897	198
Cash at Beginning of Period	-	5,110

Cash at End of Period	$118,897	$5,308
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,759	$714
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months ended September 30, 2009

During the quarter ended March 31, 2009, $50,000 of convertible debentures and $807 in accrued interest were converted into 203,227 shares of common stock.  The Company issued convertible debentures for $47,500 principal and recorded a discount on the debentures of $39,500.  In addition, the Company issued 557,500 shares of common stock to employees for payment of accrued salaries valued at $55,750.  The Company also issued 66,667 shares of common stock for payment of accounts payable in the amount of $6,000 and 810,000 shares of common stock in payment of common stock subscribed totaling $40,500.  The Company recorded a debt discount of $110,539 in connection with restructured convertible debt.

During the second quarter of 2009 the Company issued 931,048 shares of common stock to employees which included payment of accrued salaries valued at $46,553.    The Company issued 500,000 shares of common stock, for payment of accounts payable in the amount of $8,487 and services amounting to $3,000.    These shares were valued at $46,513 for financial reporting purposes.  The Company issued convertible debentures for $37,600 principal and recorded a discount on the debentures of $37,600.

During the quarter ended June 30, 2009, the Company issued a $15,000 Convertible note in exchange for a cash advance received in a prior period.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company.  The total invested by these third parties totaled $35,000.  The shares issued to the significant shareholder were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

During the third quarter, the Company recognized a derivative liability for warrants issued in excess of our authorized shares, valued at $2,361,233.  None of these warrants is exercisable until the number of our authorized shares is increased to at least 125,000,000.  The original issuance liability was calculated using the Black Scholes pricing model, with the following assumptions:  volatility from 133.87% to 218.85%, annual rate of dividends 0%, discount rate 3.1%.  The Company issued 167,273 shares of common stock to an employee upon exercise of cashless warrants.  The Company issued convertible debentures for $20,000 principal and recorded a discount on the debentures of $20,000.

Nine Months ended September 30, 2008:

During the quarter ended March 31, 2008, the Company issued 2,281,720 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversion of debt.

The Company recorded a combined debt discount of $196,000 to reflect the beneficial conversion feature of the convertible debt and value of the related warrants.  The Company issued 70,000 shares of stock as finders fees, valued at $21,000.

During the three-month period ending June 30, 2008, the Company issued 129,511 shares of common stock upon conversion of $50,000 in principal and $382 in interest as a result of conversion of debt.

During the quarter ended September 30, 2008 the Company issued 312,000 warrants as finders’ fees.  These warrants were valued at $ 85,871 using the Black Sholes pricing model.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on May 18, 2009.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009, or any other period.

In February, 2007, we established HEPI Pharmaceuticals, Inc. (“HEPI Pharma”) as a wholly owned subsidiary of Health Enhancement Products, Inc.  The purpose of the pharmaceutical subsidiary will be to develop potential pharmaceutical applications for the Company’s primary product, ProAlgaZyme®(PAZ). In connection with the formation of HEPI Pharma,  we entered into a Pharmaceutical Development Agreement with our new subsidiary. Under the Development Agreement, we granted the subsidiary the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of the subsidiary and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

The Company incurred net losses of $2,096,617 and $1,433,352 for the nine months ended September 30, 2009 and 2008, respectively.  In addition, the Company had a working capital deficiency of $3,157,299 and a stockholders’ deficit of $3,227,674 at September 30, 2009.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  During the first nine months of 2009, the Company raised approximately $930,120 in net proceeds from the private sale of its common stock and exercise of warrants, and the issuance of convertible debentures.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Certain reclassifications have been made to prior-year and prior period comparative financial statements to conform to the current year and period presentation.  These reclassifications had no effect on previously reported results of operations or financial position.

NOTE 2 – INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$31,322	$35,850
Work in process	-	-
Finished goods	6,679	7,919

	$38,001	$43,769

NOTE 3 – PREPAID EXPENSES

Included in prepaid expenses at September 30, 2009 is the value of certain common stock and warrants issued as consideration for certain consulting contracts.  These stocks and warrants vest periodically over the next twelve months and will be amortized accordingly.

 NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Furniture and fixtures	$49,466	$49,466
Equipment	85,402	85,402
Leasehold improvements	143,639	129,252

	278,507	264,120
Less accumulated depreciation and amortization	(91,320)	(68,924)

	$187,187	$195,196

Depreciation and amortization was $22,396 and $23,566 for the nine months ended September 30, 2009 and 2008  respectively.

 NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30,2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(5,124)	(4,399)

	$9,376	$10,101

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2009 and 2008 was $725 and $725, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 6 – LONG TERM DEBT:

Long term debt consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011,	September 30, 2009	December 31, 2008
respectively. The loans are secured by certain of the	(Unaudited)
Company's equipment Long Term Debt	$11,903	$16,884

Less current portion	7,195	6,718

	$4,708	$10,166

Maturities of the long-term debt are as follows:

September 30.

2010	$7,195
2011	4,113
2011	595

	$11,903

NOTE 7 – CONVERTIBLE DEBT

In the first quarter of 2009, convertible debentures in the principal amount of $196,000 were restructured.  The conversion rate was reduced to $.05 per share from $.10 per share, and the related warrants were cancelled.  As a result, the Company wrote off the unamortized portion of debt discount related to the relative fair value of the warrants amounting to $110,539 and  recalculated the debt discount with respect to the new beneficial conversion feature in the amount of $122,284.  The newly calculated debt discount is being amortized over the remaining period of the notes.   In addition, amortization of debt discount for the convertible notes for the nine months ended September 30, 2009 was $43,369.

Also during 2009, the Company sold for aggregate consideration of $120,100, 1% convertible notes in the aggregate principal amount of $120,100.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to $.05 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.05 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.05 per share.  The Company recorded a deferred debt discount in the amount of $112,100, to reflect the beneficial conversion feature of the convertible debt.   The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount was $14,771 for the nine months ended September 30, 2009.

During the quarter ended March 31, 2009, $50,000 of convertible debentures and $807 in accrued interest was converted into 203,227 shares of common stock.  In connection with the conversion, the Company wrote off unamortized discount of $19,581.

Amortization of the debt discount on the remaining 2007 notes was $22,544 for the nine months ended September 30, 2009.

NOTE 8 - DERIVATIVE LIABILITY

The Company has reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”).  We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions:  volatility from 133.87% to 218.85%,  annual rate of dividends 0% and a discount rate of 3.1%.  We used the date of the Stock Warrant agreements as the calculation date, resulting in a reclassification from stockholders’ equity of $2,361,233.  For the three months and nine months ended September 30, 2009 for financial statement purposes we recognized $73,957 in expense based on the change in fair value of these liabilities during the periods.

Pursuant to EITF Issue 00-19, if a company has more than one contract subject to this issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company’s method for reclassification of such contracts is reclassification of contracts with the latest inception or maturity date first.

NOTE 9 – OBLIGATION TO ISSUE COMMON STOCK

The Company is committed to issue, in the aggregate, 875,000 shares of common stock to advisors and investors.  However the issuance of such shares are subject to the condition that the Company increase the number of its authorized common shares to at least 125,000,000.  We have recorded a liability for the issuance of such shares at fair value as of September 30, 2009.

NOTE 10 - RELATED PARTY TRANSACTIONS

Marketing Consultant Agreement – The Company had previously entered into an agreement with a company controlled by a significant shareholder and former CEO of the Company, which granted exclusive rights to distribute the Company’s products.  This contract was cancelled effective October 1, 2009.  In exchange for the cancellation of this contract, the significant shareholder received cash payments of $300,000 and  will be issued 750,000 shares of common stock, valued at $352,500, subject to the increase in our authorized shares.

Accounts Receivable – The Company’s entire accounts receivable at September 30, 2009 is $7,745, due from Changing Times Vitamins, Inc., a privately owned corporation controlled by a significant shareholder and former CEO of the Company.

Facility Cost – The Company has recorded sublet rent income of $18,900 for the nine months ended September 30, 2009, which is an estimation of the rent reimbursement due the Company from a significant shareholder and former CEO of the Company, who now occupies a portion of the facility.  We are currently renegotiating the lease for our facility based on this change in the space occupied.

Equity Transaction -  In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties was $35,000.  The shares issued to the significant shareholder were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

NOTE 11 - STOCKHOLDERS’ DEFICIT

On February 15, 2007, the Company’s board of directors declared a distribution in the form of shares of the common stock of its new wholly-owned subsidiary, HEPI Pharma, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date was to receive one share of HEPI Pharma for every ten shares of common stock of the Company they owned on the record date. The shares of HEPI Pharma were to be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of HEPI Pharma’s registration under the Exchange Act. The number of shares to be distributed was to represent, at the time of distribution, approximately 10% of the total outstanding shares of HEPI Pharma. It is anticipated that the remaining approximately 90% of the equity of the subsidiary will be owned by the Company.

During the quarter ended March 31, 2009,  the Company issued 1,618,333 shares of its common stock, valued at $161,833 to employees for both current and previously accrued salaries.  The Company issued 923,000 shares of common stock, valued at $83,070, to consultants for research.  The Company issued 1,316,000 shares of stock for proceeds of $25,300 and $40,500 for previously paid subscriptions.  The Company issued 1,500,000 shares, valued at $120,000, to a marketing consultant for services.  Convertible debentures were converted during the quarter ended March 31, 2009, and the Company issued 203,227 shares of common stock and retired $50,000 of debt and $807 in accrued interest.

During the quarter ended June 30, 2009, the Company issued 931,048 shares of its common stock, valued at $93,105 to employees for both current and previously accrued salaries.  The Company issued 2,944,400 shares of stock, received $109,210 in proceeds and applied an additional $38,010 from first quarter common stock subscribed.  In addition, the Company issued 500,000 warrants in connection with the sale of certain of these shares.  The Company issued 500,000 shares, valued at $45,000, to a marketing consultant for services.  The Company issued 500,000 shares of stock, valued at $55,000, in payment of accounts payable and current services.  These shares were valued at the closing price of the stock on the day of authorization.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties totaled $35,000.  The shares issued to the significant shareholder were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

During the quarter ended September 30, 2009 the Company issued 6,550,000 shares of common stock and received $652,500 in proceeds for sales of common stock and upon exercise of warrants.  In addition the Company issued 200,000 warrants in connection with the sale of certain of these shares.  The Company issued 167,273 shares of common stock to a former employee upon exercise of a cashless warrant.  The Company issued 75,000 shares of common stock to a consultant for services, valued at $36,000.   The Company issued warrants to purchase 4,400,000 shares of common stock as an inducement for existing $.10 warrant holders to exercise outstanding warrants.  The new warrants have an exercise price of $.25, and a term of three years.  These warrants are not exercisable until the number of authorized shares of the Company’s common stock is increased to at least 125,000,000.  The Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $.10 and a term of three years to a consultant for services.  These warrants were valued at $95,125 using the Black Scholes pricing model, with the following assumptions:  volatility 159.4%, annual rate of dividends 0%, discount rate 3.1%.  The Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $.10 and a term of three years to our CEO as a signing bonus.  These warrants were valued at $131,766, using the Black Scholes pricing model, with the following assumptions:  volatility 146.45%, annual rate of dividends 0%, discount rate 3.1%.  The value will be charged to operations ratably over three months.

A summary of the status of the Company’s warrants is presented below.

	September 30, 2009		September 30, 2008
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	20,107,373	0.27	13,595,109	0.55

Issued	6,500,000	0.52	9,206,014	0.10
Exercised	(4,617,273)	0.10	(500,000)	0.10
Expired	(764,798)	0.10	(3,863,750)	1.10

Outstanding, end of period	21,225,302	0.39	28,437,373	0.27

Warrants outstanding and exercisable by price range as of September 30, 2009 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range	Number	in Years	Price	Number	Price

0.10	14,665,318	1.62	0.10	14,396,014	0.10
0.25	4,400,000	2.96	.25	0	0
0.50	2,209,984	1.48	0.50	2,209,984	0.50

	21,225,302	1.27		16,555,998	0.15

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Product Liability Insurance - We have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Lease Commitment -- We are subleasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a significant shareholder. This Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013. The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $177,699 in rent expense and recognized $18,900 in sublet rent income during the first nine months of 2009.

The Company is leasing a warehousing and bottling facility. The lease calls for monthly rentals of approximately $2,700 and runs through February 28, 2010. Rent expense under this lease for the nine months ended September 30, 2009 was approximately $24,000.

The future minimum lease payments related to the Amended and Restated Sublease and the warehouse lease are as follows:

Year Ending December 31,
2010	$263,300
2011	269,882
2012	276,629
2013	283,545
2014	290,634
Thereafter	1,593,429

$2,977,419

NOTE 13 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 6,482,000 shares and warrants – 21,225,302 at September 30, 2009 and convertible debt – 1,960,000 shares and warrants – 28,437,373 at September 30, 2008) are anti-dilutive.

NOTE 14 - SUBSEQUENT EVENTS

On October 1, 2009, the Company terminated an exclusive distributorship agreement by mutual agreement with an affiliate of a significant shareholder, and in connection with such termination, paid the distributor $300,000 and committed to issue the distributor 750,000 shares of common stock, upon an increase in our authorized shares.

On October 19, 2009, the Company and Great Northern Reserve Partners, LLC (“GNRP”) entered into a Business Services Agreement, which supersedes the prior agreement between them entered into in February, 2009.  Under the Agreement, GNRP will continue to provide business and product development services to the Company, including intellectual property development services.  GNRP will be issued 500,000 shares of Common Stock in connection with the execution of the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of recent product testing results.  In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Company, and the achievement of specified milestones.

In October and November, 2009, the Company raised an aggregate of $47,500 from the issuance of 250,000  shares of common stock upon exercise of warrants.  In addition, the Company issued warrants to purchase 250,000 shares of common stock as an inducement to exercise previous warrants.  In November, 2009 the Company sold for aggregate consideration of $50,000 1% convertible notes in the aggregate principal amount of $50,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income taxes

We account for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than that some portion or all of the deferred tax assets will not be realized.

We have provided a 100% valuation allowance for deferred tax assets, because the ultimate realization of those assets is uncertain.  Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their estimated fair value and recognized as compensation expense over the requisite service period.  The Company adopted SFAS 123R effective January 1, 2006.

Results of Operations for the three months and nine months ended September 30, 2009 and 2008:

Net Sales.  Net sales for the three and nine months ended September 30, 2009 were $0 and $23,245, respectively, as compared to $35,128 and $130,281 for the comparable prior periods.  These sales reflect principally revenues from the ProAlgaZyme® product.  We currently market our product primarily over the Internet and by telephone.   The decrease in our revenue for 2009 is due to our expanded focus on outside research, which has directed operating funds to research rather than to marketing.  In addition, the Company recognized $27,000 and $54,000 for the three and nine months ended September 30, 2009, in guaranteed minimum payments under an exclusive distribution contract which was terminated on October 1, 2009.  These minimum payments are not included in sales revenue.

Throughout 2008 and 2009, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we expect only limited sales revenue until at least the second quarter of 2010.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing.

Cost of Sales.  Cost of Sales was $978 and $24,297 for the three and nine months ended September 30, 2009, respectively, as compared to $11,660 and $89,251 for the comparable prior periods.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The decrease in cost of sales for 2009 is due, in part, to the marketing agreement that was in place with a distributor affiliated with a significant shareholder. Under this agreement, the distributor would provide all packaging and processing costs while we provided only the raw materials.  As a result, our overall cost of sales for 2009 decreased.  Since this distributor agreement was terminated on October 1, 2009, we do not expect further declines in cost of sales.

Research and Development Expenses.   For the three and nine months ended September 30, 2009, we incurred $86,908 and $236,034, respectively,  on research and development expenses, as compared to $54,329 and $106,826 for the comparable period in 2008.  These expenses are mainly comprised of costs associated with external research.  The increase in our research and development is due to costs associated with research currently ongoing at Wayne State University and two independent labs. This research was initiated to further explore ProAlgaZyme®’s efficacy on the management of cholesterol levels and inflammation.  While we have received positive results on our cholesterol testing, we are awaiting the results of the inflammation studies, which we expect in the fourth quarter.

We have had difficulty in the past raising substantial funds from external sources and therefore we may not be able to raise the funding that we need to undertake further research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue additional research activities, in which case there would be a material adverse affect on our business.

Selling and Marketing Expenses. Selling and marketing expenses were $44,373 and $212,167 for the three and nine months ended September 30, 2009, respectively, as compared to $53,712 and $181,896 for the comparable prior periods.  The increase in 2009 was due to costs associated with outside consultants.  We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2009.  A substantial portion of any available corporate funds will be directed to research and development programs.

General and Administrative Expenses. General and administrative expense was $224,840 and $777,753 for the three and nine months ended September 30, 2009, as compared to $167,760 and $740,733 for the comparable prior periods.  The increase in costs during the third quarter of 2009 is due primarily to the termination of our distribution agreement with a company controlled by a significant shareholder.   Accordingly, we do not expect to incur this expense in future quarters.

In September of 2009 we signed an agreement with Peter Vitulli to serve as our new, interim Chief Executive Officer. The term of this contract is for three months. Mr. Vitulli’s focus is on continuing to drive key scientific projects, establishing a new corporate strategy and fund raising.

Contract Termination Fee.  We had previously entered into an agreement with a company controlled by a significant shareholder and former CEO of the Company, which granted exclusive rights to distribute our products across several consumer based channels.  This contract was cancelled in October of 2009.  In exchange for the cancellation of this contract, the significant shareholder received cash payments of $300,000 and  will be issued 750,000 shares of common stock, valued at $352,500, subject to the increase in our authorized shares.

Fair Value Adjustment of Derivative Liability.  The Company has reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”).  We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions:  volatility from 133.87% to 218.85%,  annual rate of dividends 0% and a discount rate of 3.1%.  We used the date of the Stock Warrant agreements as the calculation date, resulting in a reclassification from stockholders’ equity of $2,361,233.  For the three months and nine months ended September 30, 2009 for financial statement purposes we recognized $73,957 in expense based on the change in fair value of these liabilities during the periods.

Pursuant to EITF Issue 00-19, if a company has more than one contract subject to this issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company’s method for reclassification of such contracts is reclassification of contracts with the latest inception or maturity date first.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have an immediate and urgent need for additional capital.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue ($77,245 for the nine months ended September 30, 2009) and have incurred significant net losses since inception, including a net loss of $2,096,617 during the nine months ended September 30, 2009.  We expect only limited sales revenue until at least the second quarter of 2010.  Further, we have incurred recurring negative cash flow from operations.  During the nine months ended September 30, 2009, we incurred negative cash flows from operations of $814,602.  As of November 16, 2009, we had a cash balance of approximately $15,000.  We had a working capital deficiency of $3,157,299 and a stockholders’ deficit of $3,227,674 as of September 30, 2009.  Our working capital deficiency increased $2,579,984, from $577,315 at December 31, 2008 to $3,157,299 at September 30, 2009.  This increase was due primarily to a $2,435,190 increase in derivative liability (non-cash) related to issuance of warrants in the absence of authorized shares, a $340,000 increase in obligation to issue common stock (non-cash), partially offset by a $250,000 increase in cash and prepaid expenses.   Although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2009, our operating activities used $814,602 in cash, a decrease of $54,713 from the comparable prior period.  Our financing activities generated $947,886, a $30,769 decrease from the comparable prior period.  The $54,713 decrease in cash used by operating activities was primarily attributable to a $386,000 increase in stock based compensation, a $373,000 increase in obligation to issue common stock (primarily related to termination of the exclusive distributorship), a $67,000 change (decrease) in accounts receivable, a $130,000 change (increase) in accrued liabilities (including payroll and payroll taxes), partially offset by a $269,000 decrease in amortization of bond discount and a $635,000 increase in net loss.

We estimate that we will require approximately $1,250,000 in cash over the next 12 months in order to fund basic operations.  An additional $3,000,000 is needed to complete our animal and human clinical research in the areas of both cholesterol and inflammation.  Based on these cash requirements, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources.  Currently, we do not have any authorized shares of common stock available for issuance in connection with capital raising transactions.  We have recently raised capital from exercise of outstanding warrants and sale of convertible notes, under which the note ca not be converted until the number of authorized common shares is increased.  Investors may be unwilling to continue to invest in the Company in the absence of an increase in our authorized shares.  We intend to increase our authorized shares as soon as practicable.  If we are not able to raise additional funds in the immediate future it is unlikely that we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

In addition, we have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme® is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff.  We currently do not expect a significant increase in staff.

Off-Balance Sheet arrangements

We have no off-balance sheet arrangements that would create contingent or other forms of liability.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO  and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our CEO and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009,we made the following unregistered sales of equity securities, which have not previously been reported on a Form 8-K current report:

➢

During September, 2009, we issued an aggregate of 500,000 shares of our common stock, upon exercise of outstanding warrants, at an exercise price of $.10 per share (for aggregate gross proceeds of $50,000).  In connection with these warrant exercises, we issued warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $.25 per share.  The newly issued warrants have a term of two years and were fully vested on the grant date, and are exercisable upon 75 day written notice form the holder, subject to our increasing the number of our authorized common shares to at least 125,000,000.

➢

In July, 2009, we issued 167,273 shares of common stock to a former employee upon exercise of a cashless warrant

➢

Effective August, 2009, we issued warrants to purchase 250,000 shares of common stock at an exercise price of .10 per share, for a term of three years, and we committed to issue 50,000 shares of restricted stock (upon the increase in our authorized shares) in consideration of services to be rendered.  The warrants are exercisable in ten equal monthly installments commencing October 10, 2009, subject to an increase the number of our authorized common shares to at least 125,000,000.

➢

In September, 2009, we issued warrants to purchase 350,000 shares of common stock at an exercise price of $.10 per share, for a term of three years, in connection with the appointment of our new CEO. The warrants were fully vested on the grant date, but are not exercisable until we increase the number of our authorized common shares to at least 125,000,000.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, all of whom were “accredited investors” (within the meaning of Regulation D under the Act and all of whom were sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) of the Act.

Item 5.  Other Information

NONE.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	By-laws of the Company
10.1	Investor Relations Agreement between health Enhancement Products, Inc. and American Capital Ventures, Inc., effective August 10, 2009
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

*furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 16, 2009

By:  /s/Peter Vitulli

Chief Executive Officer

Date: November 16, 2009

By:  /s/Janet L Crance

Principal Accounting Officer

LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	By-laws of the Company
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

*furnished herewith (all other exhibits are deemed filed).